Form 10-Q
period 1998-06-30
MUSICLAND GROUP INC /DE
filed 1998-08-12
CIK 798507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------

Commission file number 333-50951

                            THE MUSICLAND GROUP, INC.
             (Exact name of Registrant as specified in its charter)

      Delaware                                           41-1307776
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

 10400 Yellow Circle Drive, Minnetonka, MN                  55343
 (Address of principal executive offices)                (Zip Code)


                                (612) 931-8000
             (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . No X .

         The number of shares outstanding of the Registrant's common stock as of June 30, 1998 was 2,000,000 shares.

         The quarterly report on Form 10-Q for the quarterly period ended June 30, 1998, filed by Musicland Stores Corporation (Commission file number 1-11014), including all exhibits, is incorporated herein by reference.




                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         THE MUSICLAND GROUP, INC.
                                               (Registrant)

                                         By: /s/ Keith A. Benson
                                             -----------------------------------
                                             Keith A. Benson
                                             Vice Chairman, Chief Financial
                                             Officer and Director
                                            (authorized officer, principal
                                             financial and accounting officer)





                                         Date: August 12, 1998