Form 10-Q
period 1998-09-30
MUSICLAND GROUP INC /DE
filed 1998-11-13
CIK 798507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number 333-50951

                            THE MUSICLAND GROUP, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                      41-1307776
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

10400 Yellow Circle Drive, Minnetonka, MN                  55343
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

         The number of shares outstanding of the Registrant's common stock as of September 30, 1998 was 2,000,000 shares.

         The quarterly report on Form 10-Q for the quarterly period ended September 30, 1998, filed by Musicland Stores Corporation (Commission file number 1-11014), including all exhibits, is incorporated herein by reference.




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