Form 10-K405
period 1998-12-31
MUSICLAND GROUP INC /DE
filed 1999-03-25
CIK 798507

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---     ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR
        TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE  SECURITIES
---     EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----
Commission file number  333-50951

                            THE MUSICLAND GROUP, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                      41-1307776
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     10400 Yellow Circle Drive,
       Minnetonka, Minnesota                              55343
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (612) 931-8000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
         No shares of voting stock of the Registrant were held by nonaffiliates on March 12, 1999.

         The Registrant had 2,000,000 shares of common stock outstanding on March 12, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The annual report on Form 10-K for the year ended December 31, 1998, filed by Musicland Stores Corporation (Commission file number 1-11014), including Year 2000 disclosures and all exhibits, is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE MUSICLAND GROUP, INC.
                                              (Registrant)

                                     By:      /s/ Jack W. Eugster
                                        ----------------------------------------
                                         Jack W. Eugster, Chairman of the Board,
                                         President and Chief Executive Officer

                                   Date:      March 24, 1999
                                        ----------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Capacity                     Date
         ---------                       --------                     ----
                                Chairman of the Board, President
                                and Chief Executive Officer
 /s/ Jack W. Eugster            (principal executive officer)     March 24, 1999
----------------------------
     Jack W. Eugster

                                Vice Chairman, Chief Financial
                                Officer and Director
                                (principal financial and
 /s/ Keith A. Benson            accounting officer)               March 24, 1999
----------------------------
     Keith A. Benson

 /s/ Gilbert L. Wachsman        Vice Chairman and Director        March 24, 1999
----------------------------
     Gilbert L. Wachsman

 /s/ Kenneth F. Gorman          Director                          March 24, 1999
----------------------------
     Kenneth F. Gorman

 /s/ William A. Hodder          Director                          March 24, 1999
----------------------------
     William A. Hodder

 /s/ Josiah O. Low III          Director                          March 24, 1999
----------------------------
     Josiah O. Low III

 /s/ Terry T. Saario            Director                          March 24, 1999
----------------------------
     Terry T. Saario

 /s/ Tom F. Weyl                Director                          March 24, 1999
----------------------------
     Tom F. Weyl

 /s/ Michael W. Wright          Director                          March 24, 1999
----------------------------
     Michael W. Wright